Form 10-Q
period 2026-02-28
Nex Neo Tech Inc.
filed 2026-04-14
CIK 2091438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended	February 28, 2026
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	333-291806

Nex Neo Tech Inc.
(Exact name of registrant as specified in its charter)

Wyoming	32-0799652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 24th Street West #1, Billings, MT	59102
(Address of principal executive offices)	(Zip Code)

Tel. 1-443-278-1647
Email: main@nexneoinc.com
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 14, 2026, there were 2,972,000 shares outstanding of the registrant’s common stock.

NEX NEO TECH INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

The accompanying interim financial statements of Nex Neo Tech Inc. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

NEX NEO TECH INC.

CONDENSED BALANCE SHEETS

As of February 28, 2026 (unaudited) and August 31, 2025

	As of February 28, 2026 (unaudited)	As of August 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$87	$630
Total Current Assets	87	630
Other Assets
Intangible Assets, Net	80,913	23,500
Total Other Assets	80,913	23,500
TOTAL ASSETS	$81,000	$24,130

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$-	$10,045
Loan Payable – Related Party	113,320	7,199
Total Current Liabilities	113,320	17,244
Total Liabilities	113,320	17,244
Stockholder’s Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized, 2,400,000 shares issued and outstanding as of February 28, 2026 and August 31, 2025	2,400	2,400
Additional Paid-in Capital	7,200	7,200
Accumulated Deficit	(41,920)	(2,714)
Total Stockholder’s Equity (Deficit)	(32,320)	6,886
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)	$81,000	$24,130

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEX NEO TECH INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three and six months ended February 28, 2026 and 2025 (unaudited)

	For the three months ended February 28, 2026	For the three months ended February 28, 2025	For the six months ended February 28, 2026	For the six months ended February 28, 2025
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and Administrative Expenses	30,415	199	39,206	199
Total Operating Expenses	30,415	199	39,206	199

Loss Before Income Taxes	(30,415)	(199)	(39,206)	(199)
Provision For Income Taxes	-	-	-	-
Net Loss	$(30,415)	$(199)	$(39,206)	$(199)

Comprehensive Loss	$(30,415)	$(199)	$(39,206)	$(199)

Net Loss Per Share	$(0.01)	$-	$(0.02)	$-

Weighted Average Number of Shares Outstanding: Basic and Diluted	2,400,000	-	2,400,000	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEX NEO TECH INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

For the three and six months ended February 28, 2026 and 2025 (unaudited)

					Total
			Additional		Stockholder’s
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of November 30, 2024	-	$-	$-	$-	$-

Net loss for the three months	-	-	-	(199)	(199)

Balance as of February 28, 2025	-	$-	$-	$(199)	$(199)

Balance as of November 30, 2025	2,400,000	$2,400	$7,200	$(11,505)	$(1,905)

Net loss for the three months	-	-	-	(30,415)	(30,415)

Balance as of February 28, 2026	2,400,000	$2,400	$7,200	$(41,920)	$(32,320)

Balance as of August 31, 2024	-	$-	$-	$-	$-

Net loss for the six months	-	-	-	(199)	(199)

Balance as of February 28, 2025	-	$-	$-	$(199)	$(199)

Balance as of August 31, 2025	2,400,000	$2,400	$7,200	$(2,714)	$6,886

Net loss for the six months	-	-	-	(39,206)	(39,206)

Balance as of February 28, 2026	2,400,000	$2,400	$7,200	$(41,920)	$(32,320)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEX NEO TECH INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended February 28, 2026 and 2025 (unaudited)

	For the six months ended February 28, 2026	For the six months ended February 28, 2025
OPERATING ACTIVITIES:
Net Loss	$(39,206)	$(199)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	5,422	-
Changes in operating assets and liabilities:
Accounts Payable	(10,045)	-
Net Cash Used in Operating Activities	(43,829)	(199)

INVESTING ACTIVITIES:
Intangible Assets	(62,835)	-
Net Cash Used in Investing Activities	(62,835)	-

FINANCING ACTIVITIES:
Proceeds from Loan Payable – Related Party	106,121	199
Net Cash Provided by Financing Activities	106,121	199

Net Increase (Decrease) in Cash for the Period	(543)	-
Cash at Beginning of the Period	630	-
Cash at End of the Period	$87	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payments for:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEX NEO TECH INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2026

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Nex Neo Tech Inc. (“the Company”) was incorporated under the laws of the State of Wyoming, U.S. on January 14, 2025 (Incorporation). We plan to develop a web-based environment designed for marketing specialists and content creators, aimed at streamlining marketing and content creation processes, saving time, improving efficiency, and enhancing overall campaign performance. Our company website, accessible at https://nexneoinc.com, serves as the primary infrastructure for our service. The Image-to-Text API was completed on January 23, 2026, and is currently publicly available at https://try.nexneoinc.com. The service provides programmatic optical character recognition (“OCR”) and text extraction from digital images and scanned documents. It supports multiple languages, common image formats (JPEG, PNG, GIF, TIFF), machine-readable text output (e.g., JSON), batch processing, confidence scoring, and optional pre-processing parameters. The Blog Section of our website has been publicly available on our website since February 27, 2026. The Company’s second service, the Ad Copy Generator API is planned for development beginning in May 2026, with expected availability in August 2026.

The Company has elected August 31st as its fiscal year-end.

2. GOING CONCERN

Our unaudited financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $41,920 as of February 28, 2026, had a net loss of $39,206, and used net cash of $43,829 in operating activities for the six months ended February 28, 2026. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with loans from related parties and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars. The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. These financial statements should be read in conjunction with the audited financial statements of the Company for the period from January 14, 2025 (Inception) through August 31, and the related notes. The statements of operations for the six months ended February 28, 2026, are not necessarily indicative of the results to be expected for the year ending August 31, 2026, or for any other future annual or interim period.

NEX NEO TECH INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2026

Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

An entity recognizes revenue in accordance with that core principle by applying the following steps:

Step 1: Identify the contract with the customer.

Step 4. Allocate the transaction price.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Intangible Assets

The Company accounts for its intangible assets in accordance with ASC Subtopic 350-40, “Internal-Use Software-Computer Software Developed or Obtained for Internal Use”, ASC 350-50, “Website Development Costs”, and ASC Subtopic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. ASC Subtopic 350-40 and 350-50 require assets to be recorded at the cost to develop the asset and requires an intangible asset to be amortized over its useful life and for the useful life to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

NEX NEO TECH INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2026

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures”, establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial instruments consist of the Company’s current assets, accounts payable and amounts due to a related party. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45, “Earnings per Share”, which requires the presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Recent Accounting Pronouncements

In November 2023, the Financial Standards Accounting Board (FASB) issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expanded annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The amendments do not change how segments are determined or aggregated, or how thresholds are applied to determine reportable segments. The Company adopted ASU 2023-07 on January 14, 2025, date of incorporation. See Note 4 “Operating Segments” in the accompanying notes to the financial statements for further detail.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NEX NEO TECH INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2026

NOTE 4 – OPERATING SEGMENTS

The Company operates as a single operating segment, focusing on the introduction and promotion of alternative methods of raising chickens without the use of antibiotics.

The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income (loss) that is reported on the income statement. The measure of segment assets is reported on the balance sheet as total assets.

5. INTANGIBLE ASSETS

Intangible assets were made up of the following as of the balance sheets dates:

	Estimated Useful Life (years)	February 28, 2026	August 31, 2025
Software	3	$42,000	$-
Website	3	44,335	23,500
		86,335	23,500
Accumulated amortization		5,422	-
Net book value		$80,913	$23,500

In August 2025 and February 2026, the Company capitalized website development costs of $23,500 and $20,835, respectively, which is being amortized over a three-year life. The company recorded amortization expense of $3,917 for the six months ended February 28, 2026, and no amortization expense for the period from January 14, 2025 (Inception) through August 31, 2025.

In January 2026 the Company capitalized software development costs of $42,000, which is being amortized over a three-year life. The company recorded amortization expense of $1,505 for the six months ended February 28, 2026.

The Company expects to recognize amortization expense for the capitalized website development costs of future years as follows:

For the fiscal year ending:	Amortization Expense
August 31, 2026 (remaining)	$14,389
August 31, 2027	$28,778
August 31, 2028	$28,779
August 31, 2029	$8,967

NEX NEOTECH INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2026

6. RELATED PARTY TRANSACTIONS

Founder Shares

On July 28, 2025, the Company issued 2,400,000 shares of its common stock at $0.004 per share to the president of the Company, Anastasiia Reish, for total proceeds of $9,600.

Loan Payable — Related Party

As of February 28, 2026, the president of the Company, Anastasiia Reish, advanced $113,320 to the Company. This loan is for up to $300,000, unsecured, interest-free, with no fixed payment term, for working capital purposes. The note is non-interest bearing and is due on demand.

7. STOCKHOLDER’S EQUITY

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value of $0.001 per share.

On July 28, 2025, the Company issued 2,400,000 shares of its common stock at $0.004 per share to the president of the Company, Anastasiia Reish, for total proceeds of $9,600.

There were 2,400,000 shares of common stock issued and outstanding as of February 28, 2026, and August 31, 2025.

8. COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of February 28, 2026.

Litigation

The Company was not subject to any legal proceedings during the period from January 14, 2025 (Inception) through February 28, 2026, and no legal proceedings are currently pending or threatened to the best of our knowledge.

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after February 28, 2026, through April 14, 2026, the date these financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements, other than those noted below.

Subsequent to February 28, 2026 and prior to the issuance of these financial statements the Company issued 572,000 shares of common stocks at $0.0245 per share for cash proceeds of $14,014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DESCRIPTION OF BUSINESS

Corporate History

The Company was incorporated as “Nex Neo Tech Inc.” under the laws of the State of Wyoming on January 14, 2025. Nex Neo Tech Inc. is a startup company focused on developing a website designed specifically for marketing specialists and content creators.

On July 28, 2025, the Company issued 2,400,000 shares of restricted common stock to Anastasiia Reish. The value of these shares is $9,600 based on the par value of $0.004 per share of common stock.

Company Overview

Nex Neo Tech Inc. is a technology company that is developing and will operate a web-based environment designed to provide tools and services for marketing professionals, content creators, and small to medium-sized businesses. At this stage, our company website (accessible at https://nexneoinc.com) is operational and serves as the primary infrastructure supporting our Image-to-Text API. Development of the Image to Text API was completed on January 23, 2026. The API is currently publicly available through our website and may be accessed at https://try.nexneoinc.com. The Blog Section of our website has been publicly available on our website since February 27, 2026. The Company’s second service, the Ad Copy Generator API is planned for development beginning in May 2026, with expected availability in August 2026.

Industry Overview

The digital marketing and content creation industry continues to experience rapid growth driven by increased online advertising spending, globalization of digital campaigns, and demand for automated solutions that enhance efficiency. According to industry research reports, global spending on digital advertising and related automation technologies is expected to grow significantly over the next several years. In parallel, the global market for optical character recognition (OCR) and text analytics is expanding as businesses seek to digitize content and integrate multilingual capabilities. Nex Neo Tech Inc. intends to position its offerings at the intersection of these trends by focusing on automation, artificial intelligence, and scalable API delivery. The Company currently provides the Image-to-Text API and plans to make the Ad Copy Generator API available in August 2026.

Target Audience

The Company’s target audience comprises a wide range of professionals in the marketing and content creation fields, including:

• Digital marketers:

Professionals using digital channels, including social media, search engines, and email, for marketing campaigns.

• Small business owners:

Individuals or entities seeking to establish an online presence and reach their target audiences.

• Marketing agencies:

Firms providing marketing services to clients, including workflow and campaign management.

• Content writers:

Professionals creating written content for various digital and marketing purposes.

• SEO specialists:

Professionals focused on optimizing websites and content for search engines to improve visibility.

• Social media managers:

Individuals managing social media accounts, content, and community engagement.

• Freelancers:

Independent professionals providing marketing, content, or related services.

Development Status

At this stage, our company website (accessible at https://nexneoinc.com) is operational and serves as the primary infrastructure supporting our Image-to-Text API. Development of the Image to Text API was completed on January 23, 2026. The API is currently publicly available through our website and may be accessed at https://try.nexneoinc.com. The Blog Section of our website has been publicly available on our website since February 27, 2026. The Company’s second service, the Ad Copy Generator API is planned for development beginning in May 2026, with expected availability in August 2026.

Products and Services

The Company provides its services through its website. The currently available services include the Image-to-Text API and the Blog Section. The Company also plans to offer the Ad Copy Generator API, which is expected to be publicly available in August 2026.

• Image-to-Text API:

The Image-to-Text Service provides programmatic optical character recognition (“OCR”) and text extraction from digital images and scanned documents. The service supports multiple languages, common image formats (JPEG, PNG, GIF, TIFF), machine-readable text output (e.g., JSON), batch processing, confidence scoring, and optional pre-processing parameters. Development of the Image-to-Text API was completed on January 23, 2026. The API is publicly accessible at https://try.nexneoinc.com.

• Blog Section:

The Blog Section has been publicly available on the Company’s website since February 27, 2026.

• Ad Copy Generator API:

The Ad Copy Generator API is planned for development beginning in May 2026, with expected availability in August 2026. The API is intended to provide programmatic generation of advertising creative, including headlines, short descriptions, and variant copy optimized for common digital advertising formats and character constraints. The planned service is intended to accept inputs such as product or service descriptions, campaign objectives, and audience parameters, and to return multiple copy variants and metadata to support selection and A/B testing.

Monetization and Pricing

We intend to generate revenue from the Image-to-Text API principally through subscription fees, usage-based API charges, and custom enterprise arrangements. The pricing framework for this API includes multiple tiers (Individual Plan, Business Plan, and Custom Plan) that differ by feature set, usage limits, and pricing. Pay-as-you-go usage pricing is available for API calls, and enterprise or custom pricing may be applied for large customers requiring dedicated capacity, service level agreements, or on-premises deployments.

Future Plans and Enhancements

We are committed to continuous innovation and improvement. Our exciting future plans include:

  API Expansion: We plan to expand our API offerings to provide even more value to our users. This includes exploring APIs for video-to-text conversion, sentiment analysis, and other valuable services.
  Customer Feedback Integration: We value user feedback and will actively integrate user suggestions into our development roadmap to ensure our services aligns with the needs of our community.

We are poised to revolutionize the marketing and content creation industries by providing a groundbreaking service that empowers professionals to achieve their goals more efficiently and effectively.

Office Facilities

The Company’s address is 100 24th Street West #1 Billings, MT 59102.

Competitors

There are many well-established companies in the marketing and content creation tools sector that provide services similar to ours, such as Copy.ai, Jasper, Writesonic, Grammarly, and Lumen5. Most of our competitors have greater financial resources than we do, enabling them to better withstand fluctuations in sales or price decreases. We also expect to continue facing competition from new market entrants offering similar tools and services. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Employees and Employment Agreements

We are a start-up company and currently have no employees other than our President and Director, Anastasiia Reish Silva and Director - Katarzyna Dzieszuta. We intend to hire employees on an as needed basis.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

RESULTS OF OPERATIONS

For the three months ended February 28, 2026:

Revenue

The Company generated no revenue for the three months ended February 28, 2026 and 2025.

Operating Expenses

The Company had total operating expenses of $30,415 during the three months ended February 28, 2026. These operating expenses primarily consisted of general and administrative expenses, including amortization expense, software development expenses, professional fees, and server lease expenses.

The Company had total operating expenses of $199 during the three months ended February 28, 2025. These operating expenses primarily consisted of general and administrative expenses, including formation fees.

The increase in operating expenses from $199 to $30,415 was mainly because the company was newly incorporated in January 2025, so the prior-period amount reflected only minimal formation fees.

Net Income (Loss)

During the three months ended February 28, 2026 the Company had net losses of $30,415 as a result of our operating expenses described above.

During the three months ended February 28, 2026 the Company had net losses of $199 as a result of our operating expenses described above.

For the six months ended February 28, 2026:

Revenue

The Company generated no revenue for the six months ended February 28, 2026 and 2025.

Operating Expenses

We had total operating expenses of $39,206 during the six months ended February 28, 2026. These operating expenses primarily consisted of general and administrative expenses, including amortization expense, software development expenses, professional fees, and server lease expenses.

The Company had total operating expenses of $199 during the six months ended February 28, 2025. These operating expenses primarily consisted of general and administrative expenses, including formation fees.

The increase in operating expenses from $199 to $39,206 was mainly because the company was newly incorporated in January 2025, so the prior-period amount reflected only minimal formation fees.

Net Income (Loss)

During the six months ended February 28, 2026 the Company had net losses of $39,206 as a result of our operating expenses described above.

During the six months ended February 28, 2026 the Company had net losses of $199 as a result of our operating expenses described above.

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS

The table below presents the total current assets, liabilities, and working capital deficit as of February 28, 2026, and August 31, 2025.

	February 28, 2026 (Unaudited)	August 31, 2025
Current Assets	$87	$630
Current Liabilities	(113,320)	(17,244)
Working Capital Deficit	$(113,233)	$(16,614)

As of February 28, 2026, and August 31, 2025, the Company had cash of $87 and $630, respectively. The Company had a working capital deficit of $113,233 and $16,614 as of February 28, 2026 and August 31, 2025, respectively.

The table below presents a summary of cash flows from operating, investing, and financing activities for the six-month periods ended February 28, 2026, and 2025.

	Six months ended February 28,
	2026 (Unaudited)	2025 (Unaudited)
Net Cash Used in Operating Activities	$(43,829)	$(199)
Net Cash Used in Investing Activities	(62,835)	-
Net Cash Provided by Financing Activities	106,121	199
Net Decrease in Cash and Cash Equivalents	$(543)	$-

Cash flows used in operating activities was $43,829 for the six months ended February 28, 2026, made up of a net loss of $39,206, offset by amortization of $5,422, a decrease in accounts payable of $10,045. Cash flows used in operating activities was $199 for the six months ended February 28, 2025, made up of a net loss.

Cash flows used in investing activities was $62,835 for the six months ended February 28, 2026, due to the capitalized software development costs. There were no cash flows from investing activities for the six months ended February 28, 2025.

Cash flows provided by financing activities was $106,121 for the six months ended February 28, 2026, consisting of proceeds from a related party loan. Cash flows provided by financing activities was $199 for the six months ended February 28, 2025, consisting of proceeds from a related party loan.

GOING CONCERN CONSIDERATION

Our independent auditors included an explanatory paragraph in their report on the audited financial statements for the period from January 14, 2025 (inception) to August 31, 2025 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. No substantial revenues are anticipated until we have completed the financing from the equity offerings and implemented our plan of operation. Our only source for cash at this time is investments by others, including amounts contributed by our CEO in conjunction with a related party loan. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year and have the capital resources required to cover the material costs with becoming a publicly reporting entity.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of February 28, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended February 28, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of February 28, 2026, and through the date of this report, there were no pending or threatened legal actions against the Company.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6. Exhibits.

The following exhibits are included as part of this report by reference:

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEX NEO TECH INC.

April 14, 2026	By:	/s/	Anastasiia Reish
Date		Name:	Anastasiia Reish
		Title:	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

April 14, 2026	By:	/s/	Katarzyna Dzieszuta
Date		Name:	Katarzyna Dzieszuta
		Title:	Director