Form 10-Q
period 2026-05-31
Nex Neo Tech Inc.
filed 2026-07-15
CIK 2091438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended	May 31, 2026
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	333-291806

Nex Neo Tech Inc.
(Exact name of registrant as specified in its charter)

Wyoming	32-0799652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Krolewska 65A, Krakow, Poland	30-081
(Address of principal executive offices)	(Zip Code)

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

As of July 15, 2026, there were 4,400,000 shares outstanding of the registrant’s common stock.

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

NEX NEO TECH INC.

CONDENSED BALANCE SHEETS

As of May 31, 2026 (unaudited) and August 31, 2025

	As of May 31, 2026 (unaudited)	As of August 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$8,385	$630
Prepaid Expenses	15,900	-
Total Current Assets	24,285	630
Other Assets
Intangible Assets, Net	73,718	23,500
Total Other Assets	73,718	23,500
TOTAL ASSETS	$98,003	$24,130

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$-	$10,045
Deferred Revenue	2,298	-
Loan Payable – Related Party	118,720	7,199
Total Current Liabilities	121,018	17,244
Total Liabilities	121,018	17,244
Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized, 3,960,000 and 2,400,000 shares issued and outstanding as of May 31, 2026 and August 31, 2025	3,960	2,400
Additional Paid-in Capital	43,860	7,200
Accumulated Deficit	(70,835)	(2,714)
Total Stockholders’ Equity (Deficit)	(23,015)	6,886
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$98,003	$24,130

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEX NEO TECH INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three and nine months ended May 31, 2026 and 2025 (unaudited)

	For the three months ended May 31, 2026	For the three months ended May 31, 2025	For the nine months ended May 31, 2026	For the nine months ended May 31, 2025
REVENUE	$2,199	$-	$2,199	$-

OPERATING EXPENSES
General and Administrative Expenses	31,114	-	70,320	199
Total Operating Expenses	31,114	-	70,320	199

Loss Before Income Taxes	(28,915)	-	(68,121)	(199)
Provision For Income Taxes	-	-	-	-
Net Loss	$(28,915)	$-	$(68,121)	$(199)

Comprehensive Loss	$(28,915)	$-	$(68,121)	$(199)

Net Loss Per Share	$(0.01)	$-	$(0.03)	$-

Weighted Average Number of Shares Outstanding: Basic and Diluted	3,062,413	-	2,623,231	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEX NEO TECH INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended May 31, 2026 and 2025 (unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of February 28, 2025	-	$-	$-	$(199)	$(199)

Net loss for the three months	-	-	-	-	-

Balance as of May 31, 2025	-	$-	$-	$(199)	$(199)

Balance as of February 28, 2026	2,400,000	$2,400	$7,200	$(41,920)	$(32,320)

Sales of common stock at $0.0245 per share	1,560,000	1,560	36,660	-	38,220
Net loss for the three months	-	-	-	(28,915	(28,915)

Balance as of May 31, 2026	3,960,000	$3,960	$43,860	$(70,835	$(23,015)

Balance as of August 31, 2024	-	$-	$-	$-	$-

Net loss for the nine months	-	-	-	(199)	(199)

Balance as of May 31, 2025	-	$-	$-	$(199)	$(199)

Balance as of August 31, 2025	2,400,000	$2,400	$7,200	$(2,714)	$6,886

Sales of common stock at $0.0245 per share	1,560,000	1,560	36,660	-	38,220
Net loss for the nine months	-	-	-	(68,121)	(68,121)

Balance as of May 31, 2026	3,960,000	$3,960	$43,860	$(70,835)	$(23,015

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEX NEO TECH INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended May 31, 2026 and 2025 (unaudited)

	For the nine months ended May 31, 2026	For the nine months ended May 31, 2025
OPERATING ACTIVITIES:
Net Loss	$(68,121)	$(199)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	12,617	-
Changes in operating assets and liabilities:
Prepaid Expenses	(15,900)	-
Accounts Payable	(10,045)	-
Deferred Revenue	2,298	-
Net Cash Used in Operating Activities	(79,151)	(199)

INVESTING ACTIVITIES:
Intangible Assets	(62,835)	-
Net Cash Used in Investing Activities	(62,835)	-

FINANCING ACTIVITIES:
Proceeds from Loan Payable – Related Party	111,521	199
Proceeds from Share Issuance	38,220	-
Net Cash Provided by Financing Activities	149,741	199

Net Increase (Decrease) in Cash for the Period	7,755	-
Cash at Beginning of the Period	630	-
Cash at End of the Period	$8,385	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payments for:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEX NEO TECH INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

May 31, 2026

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Nex Neo Tech Inc. (“the Company”) was incorporated under the laws of the State of Wyoming, U.S. on January 14, 2025 (Incorporation). We plan to develop a web-based environment designed for marketing specialists and content creators, aimed at streamlining marketing and content creation processes, saving time, improving efficiency, and enhancing overall campaign performance. Our company website, accessible at https://nexneoinc.com, serves as the primary infrastructure for our service. The Image-to-Text API was completed on January 23, 2026, and is currently publicly available at https://try.nexneoinc.com. The service provides programmatic optical character recognition (“OCR”) and text extraction from digital images and scanned documents. It supports multiple languages, common image formats (JPEG, PNG, GIF, TIFF), machine-readable text output (e.g., JSON), batch processing, confidence scoring, and optional pre-processing parameters. The Blog Section of our website has been publicly available on our website since February 27, 2026. The Company’s second service, the Ad Copy Generator API, is planned to begin development in the near future, with expected availability in fall 2026.

The Company has elected August 31st as its fiscal year-end.

2. GOING CONCERN

Our unaudited financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $70,835 as of May 31, 2026, had a net loss of $68,121, and used net cash of $79,151 in operating activities for the nine months ended May 31, 2026. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with loans from related parties and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars. The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. These financial statements should be read in conjunction with the audited financial statements of the Company for the period from January 14, 2025 (Inception) through August 31, and the related notes. The statements of operations for the nine months ended May 31, 2026, are not necessarily indicative of the results to be expected for the year ending August 31, 2026, or for any other future annual or interim period.

NEX NEO TECH INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

May 31, 2026

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

Advances received from customers prior to the satisfaction of the related performance obligations are recorded as deferred revenue, which is presented as a contract liability, and recognized as revenue when the related performance obligations are satisfied.

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

May 31, 2026

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

NEX NEO TECH INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

May 31, 2026

NOTE 4 – OPERATING SEGMENTS

The Company operates as a single operating segment. The Company's principal business activities are focused on the development, operation, and monetization of its web-based environment and API services, including its Image-to-Text API, designed for marketing specialists, content creators, and small to medium-sized businesses.

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

5. INTANGIBLE ASSETS

Intangible assets were made up of the following as of the balance sheets dates:

	Estimated Useful Life (years)	May 31, 2026	August 31, 2025
Software	3	$42,000	$-
Website	3	44,335	23,500
		86,335	23,500
Accumulated amortization		12,617	-
Net book value		$73,718	$23,500

In August 2025 and February 2026, the Company capitalized website development costs of $23,500 and $20,835, respectively, which is being amortized over a three-year life. The company recorded amortization expense of $7,611 for the nine months ended May 31, 2026, and no amortization expense for the period from January 14, 2025 (Inception) through August 31, 2025.

In January 2026 the Company capitalized software development costs of $42,000, which is being amortized over a three-year life. The company recorded amortization expense of $5,005 for the nine months ended May 31, 2026.

The Company expects to recognize amortization expense for the capitalized website development costs of future years as follows:

For the fiscal year ending:	Amortization Expense
August 31, 2026 (remaining)	$7,194
August 31, 2027	$28,778
August 31, 2028	$28,779
August 31, 2029	$8,967

6. RELATED PARTY TRANSACTIONS

Founder Shares

On July 28, 2025, the Company issued 2,400,000 shares of its common stock at $0.004 per share to the president of the Company, Anastasiia Reish, for total proceeds of $9,600.

NEX NEO TECH INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

May 31, 2026

Loan Payable — Related Party

As of May 31, 2026, the president of the Company, Anastasiia Reish, advanced $118,720 to the Company. This loan is for up to $300,000, unsecured, interest-free, with no fixed payment term, for working capital purposes. The note is non-interest bearing and is due on demand.

7. STOCKHOLDERS’ EQUITY

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value of $0.001 per share.

On July 28, 2025, the Company issued 2,400,000 shares of its common stock at $0.004 per share to the president of the Company, Anastasiia Reish, for total proceeds of $9,600.

In March 2026 the Company issued 354,000 shares of its common stock at $0.0245 per share to its shareholders for total proceeds of $8,673.

In April 2026 the Company issued 680,000 shares of its common stock at $0.0245 per share to its shareholders for total proceeds of $16,660.

In May 2026 the Company issued 526,000 shares of its common stock at $0.0245 per share to its shareholders for total proceeds of $12,887.

There were 3,960,000 and 2,400,000 shares of common stock issued and outstanding as of May 31, 2026, and August 31, 2025, respectively.

8. COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of May 31, 2026.

Litigation

The Company was not subject to any legal proceedings during the period from January 14, 2025 (Inception) through May 31, 2026, and no legal proceedings are currently pending or threatened to the best of our knowledge.

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after May 31, 2026, through July 15, 2026, the date these financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements, other than those noted below.

On June 19, 2026, the Company completed its offering pursuant to its Registration Statement on Form S-1 declared effective by the SEC on March 11, 2026 (the “Offering”). In connection with the Offering the Company issued 2,000,000 shares of common stock for cash proceeds at $0.0245 per share for a total of $49,000. Subsequent to May 31, 2026 and prior to the issuance of these financial statements the Company issued the remaining 440,000 shares of common stocks at $0.0245 per share under this offering for cash proceeds of $10,780.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DESCRIPTION OF BUSINESS

Corporate History

The Company was incorporated as “Nex Neo Tech Inc.” under the laws of the State of Wyoming on January 14, 2025. Nex Neo Tech Inc. is a startup company focused on developing a website designed specifically for marketing specialists and content creators.

On July 28, 2025, the Company issued 2,400,000 shares of restricted common stock to Anastasiia Reish. The value of these shares is $9,600 based on the issuance price of $0.004 per share of common stock.

Company Overview

Nex Neo Tech Inc. is a technology company that is developing and will operate a web-based environment designed to provide tools and services for marketing professionals, content creators, and small to medium-sized businesses. At this stage, our company website (accessible at https://nexneoinc.com) is operational and serves as the primary infrastructure supporting our Image-to-Text API. Development of the Image to Text API was completed on January 23, 2026. The API is currently publicly available through our website and may be accessed at https://try.nexneoinc.com. The Blog Section of our website has been publicly available on our website since February 27, 2026. The Company’s second service, the Ad Copy Generator API, is planned to begin development in the near future, with expected availability in fall 2026.

Industry Overview

The digital marketing and content creation industry continues to experience rapid growth driven by increased online advertising spending, globalization of digital campaigns, and demand for automated solutions that enhance efficiency. According to industry research reports, global spending on digital advertising and related automation technologies is expected to grow significantly over the next several years. In parallel, the global market for optical character recognition (OCR) and text analytics is expanding as businesses seek to digitize content and integrate multilingual capabilities. Nex Neo Tech Inc. intends to position its offerings at the intersection of these trends by focusing on automation, artificial intelligence, and scalable API delivery. The Company currently provides the Image-to-Text API and plans to make the Ad Copy Generator API available in fall 2026.

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

Products and Services

The Company provides its services through its website. The currently available services include the Image-to-Text API and the Blog Section. The Company also plans to offer the Ad Copy Generator API, which is expected to be publicly available in fall 2026.

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

• Ad Copy Generator API:

The Company’s second service, the Ad Copy Generator API, is planned to begin development in the near future, with expected availability in fall 2026. The API is intended to provide programmatic generation of advertising creative, including headlines, short descriptions, and variant copy optimized for common digital advertising formats and character constraints. The planned service is intended to accept inputs such as product or service descriptions, campaign objectives, and audience parameters, and to return multiple copy variants and metadata to support selection and A/B testing.

Monetization and Pricing

We generate revenue from the Image-to-Text API principally through subscription fees, usage-based API charges, and custom enterprise arrangements. The pricing framework for this API includes multiple tiers (Individual Plan, Business Plan, and Custom Plan) that differ by feature set, usage limits, and pricing. Pay-as-you-go usage pricing is available for API calls, and enterprise or custom pricing may be applied for large customers requiring dedicated capacity, service level agreements, or on-premises deployments.

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

Office Facilities

The Company’s address is Krolewska 65A, 30-081 Krakow, Poland.

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

RESULTS OF OPERATIONS

For the three months ended May 31, 2026:

Revenue

During the three months ended May 31, 2026 and 2025, the Company generated total revenue of $2,199 and $0, respectively. The revenue was received from the sale of API requests.

Operating Expenses

The Company had total operating expenses of $31,114 during the three months ended May 31, 2026. These operating expenses primarily consisted of general and administrative expenses, including amortization expense, software development expenses, professional fees, and server lease expenses.

The Company had no operating expenses during the three months ended May 31, 2025.

The increase in operating expenses from $0 to $31,114 was mainly because the company was newly incorporated in January 2025.

Net Income (Loss)

During the three months ended May 31, 2026 and 2025, the Company had net losses of $28,915 and $0, respectively, as a result of our operating expenses described above.

For the nine months ended May 31, 2026:

Revenue

During the nine months ended May 31, 2026 and 2025, the Company generated total revenue of $2,199 and $0, respectively. The revenue was received from the sale of API requests.

Operating Expenses

We had total operating expenses of $70,320 during the nine months ended May 31, 2026. These operating expenses primarily consisted of general and administrative expenses, including amortization expense, software development expenses, professional fees, and server lease expenses.

The Company had total operating expenses of $199 during the six months ended February 28, 2025. These operating expenses primarily consisted of general and administrative expenses, including formation fees.

The increase in operating expenses from $199 to $70,320 was mainly because the company was newly incorporated in January 2025, so the prior-period amount reflected only minimal formation fees.

Net Income (Loss)

During the nine months ended May 31, 2026 the Company had net losses of $68,121 and $199, respectively, as a result of our operating expenses described above.

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS

The table below presents the total current assets, liabilities, and working capital deficit as of May 31, 2026, and August 31, 2025.

	May 31, 2026 (Unaudited)	August 31, 2025
Current Assets	$24,285	$630
Current Liabilities	(121,018)	(17,244)
Working Capital Deficit	$(96,733)	$(16,614)

As of May 31, 2026, and August 31, 2025, the Company had cash of $8,385 and $630, respectively. The Company had a working capital deficit of $96,733 and $16,614 as of May 31, 2026 and August 31, 2025, respectively.

The table below presents a summary of cash flows from operating, investing, and financing activities for the nine-month periods ended May 31, 2026, and 2025.

	Nine months ended May 31,
	2026 (Unaudited)	2025 (Unaudited)
Net Cash Used in Operating Activities	$(79,151)	$(199)
Net Cash Used in Investing Activities	(62,835)	-
Net Cash Provided by Financing Activities	149,741	199
Net Increase in Cash and Cash Equivalents	$7,755	$-

Cash flows used in operating activities was $79,151 for the nine months ended May 31, 2026, made up of a net loss of $68,121, offset by amortization of $12,617, an increase in prepaid expense of $15,900, a decrease in accounts payable of $10,045 and an increase in deferred revenue of $2,298. Cash flows used in operating activities was $199 for the nine months ended May 31, 2025, made up of a net loss.

Cash flows used in investing activities was $62,835 for the nine months ended May 31, 2026, due to the capitalized software development costs. There were no cash flows from investing activities for the nine months ended May 31, 2025.

Cash flows provided by financing activities was $149,741 for the nine months ended May 31, 2026, consisting of proceeds from a related party loan of $111,521 and proceeds from share issuance of $38,220. Cash flows provided by financing activities was $199 for the nine months ended May 31, 2025, consisting of proceeds from a related party loan.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of May 31, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended May 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of May 31, 2026, and through the date of this report, there were no pending or threatened legal actions against the Company.

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

NEX NEO TECH INC.

July 15, 2026	By:	/s/	Anastasiia Reish
Date		Name:	Anastasiia Reish
		Title:	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

July 15, 2026	By:	/s/	Katarzyna Dzieszuta
Date		Name:	Katarzyna Dzieszuta
		Title:	Director